Form 10QSB
period 2001-03-31
REDTOP MOUNTAIN CORP
filed 2001-05-14
CIK 1098962

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB
(Mark One)

[X]                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000
                                  ---------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -----------------      -----------------


   Commission file number      000-31785
                           -----------------

                                  REDTOP MOUNTAIN CORP.
                (Exact name of registrant as specified in its charter)



                  Delaware                              58-2502344
      (State or other jurisdiction of                (I.R.S.  Employer
      incorporation or organization)                Identification No.)


            Suite 310, 1000 Abernathy Road NE, Atlanta, Georgia 30328
               (Address of principal executive offices  (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Class                                 Outstanding at March 31, 2000

Common Stock, par value $0.0001        2,650,000
================================================================================

                              REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 FORM 10-QSB
                                  CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Cumulative Financial Statements:

                 Balance Sheets at March 31, 2001 and September 30, 2000.........F-1

                 Statements of operations and comprehensive income for
                 the six months ended March 31, 2001 and 2000....................F-2

                 Consolidated statements of operations and comprehensive
                 income for the three mohths ended March 31, 2001 and 2000.......F-3

                 Statements of operations and comprehensive income for
                 the six months ended March 31, 2001 and 2000....................F-4

                 Notes to Financial Statements for the six months ended
                 March 31, 2001 and 2000.........................................F-5/F-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............F-7/F-8

PART II - OTHER INFORMATION
-------------------------------
ITEM 1.   LEGAL PROCEEDINGS......................................................F-8

ITEM 2.   CHANGES IN SECURITIES..................................................F-8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................................F-8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................F-8

ITEM 5.   OTHER INFORMATION......................................................F-8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................F-9

SIGNATURES.......................................................................F-9


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                  March 31, 2001
                                                   (unaudited)   September 30, 2000
                                                   ------------  -------------------
Current assets:
Cash                                                  $   14           $   70
                                                      ------           ------
    Total assets                                      $   14           $   70
                                                      ======           ======

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current liabilities
 Loan payable - stockholder                           $   65           $    -
                                                      ------           ------
Stockholders' deficiency:
 Preferred stock, $0.0001 par value, 20 million
 shares authorized, none issued and outstanding            -                -

 Common stock, $.0001 par value, 100 million shares
  authorized, 2,650,000 issued and outstanding           265              265

 Additional paid in capital                              265              265

 Deficit accumulated during the development stage       (581)            (460)
                                                      ------           ------
   Total stockholders' deficiency                        (51)              70
                                                      ------           ------
     Total liabilities and stockholders' deficiency   $   14           $   70
                                                      ======           ======


See accompanying notes to consolidated financial statements (unaudited)

                             REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001
                                 (UNAUDITED)

                                                                    Cumulative
                                                                       from
                                  For the six     For the six    November 4, 1999
                                  months ended    months ended  (date of inception)
                                 March 31, 2001  March 31, 2000  to March 31, 2001
                                 --------------  --------------  -----------------
Income:                           $       -        $       -         $       -
                                  ---------        ---------         ---------
Expenses:
 Selling, general, and
  administrative expenses               121              460               581
                                  ---------        ---------         ---------
Total expenses                          121              460               581
                                  ---------        ---------         ---------
Loss before provision for income
  taxes                                (121)            (460)             (581)

Provision for income taxes                -                -                 -
                                  ---------        ---------         ---------
  Net loss                             (121)            (460)             (581)

Other items of comprehensive
  income (loss)                           -                -                 -
                                  ---------        ---------         ---------
Comprehensive net loss	          $    (121)       $    (460)        $    (581)
                                  =========        =========         =========
Loss per share:
 Basic and diluted                $     NIL        $      NIL        $     NIL
                                  =========        ==========        =========
Weighted average number of
 common shares outstanding        2,650,000         2,650,000        2,650,000
                                  =========         =========        =========



See accompanying notes to consolidated financial statements (unaudited)

                             REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)


                                      2001              2000
                                   ---------         ---------

Income                             $       -	     $       -
                                   ---------         ---------
Expenses:
 Selling, general, and
  administrative expenses                 33               460
                                   ---------         ---------
Total expenses                            33               460
                                   ---------         ---------
Loss before provision for income
  taxes                                  (33)             (460)

Provision for income taxes                 -                 -
                                   ---------         ---------
  Net loss                               (33)             (460)

Other items of comprehensive
  income (loss)                            -                 -
                                   ---------         ---------
Comprehensive net loss             $     (33)        $    (460)
                                   =========         =========
Loss per share:
  Basic and diluted                $     NIL         $     NIL
                                   =========         =========
Weighted average number of
  common shares outstanding        2,650,000         2,650,000
                                   =========         =========




See accompanying notes to consolidated financial statements (unaudited)

                             REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001
                                 (UNAUDITED)

                                                                         Cumulative
                                                                            from
                                        For the six    For the six    November 4, 1999
                                       months ended    months ended  (date of inception)
                                      March 31, 2001  March 31, 2000  to March 31, 2001
                                      --------------  --------------  -----------------
Cash flows used in operating activities:
   Net loss for the period               $ (121)         $ (460)          $ (581)
                                         ------          ------           ------
Net cash used in operating activities      (121)           (460)            (581)
                                         ------          ------           ------
Financing activities:
Advances from stockholders                   65               -               65
Proceeds from initial capitalization          -             530              530
                                         ------          ------           ------
Net cash provided by (used in)
financing activities                         65             530              595
                                         ------          ------           ------
(Decrease) increase in cash during
  the period                                (56)             70               14

Cash at beginning of period                  70               -                -
                                         ------          ------           ------
Cash at end of period                    $   14          $   70           $   14
                                         ======          ======           ======

See accompanying notes to consolidated financial statements (unaudited)

                             REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
               FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001
                                 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business Operations
         ------------------------------------
         Redtop Mountain Corp. (a development stage Company) (the "Company") was incorporated in Delaware on November 4, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is September 30.

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

   	   Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The unaudited financial statements as of March 31, 2001 and for the three and six month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and items 303 and 301(B) Regulation S-B.

                             REDTOP MOUNTAIN CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
               FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001
                                 (UNAUDITED)



NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

         In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations and cash flows for the three and six month periods ended March 31, 2001 and 2000. The results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2000 as included in our report on Form 10-SB filed on December 1, 2000.

NOTE 3 - STOCKHOLDERS' EQUITY

         Preferred Stock
         ---------------
         The Company is authorized to issue 20,000,000 shares of preferred stock at $.000l par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         Common Stock
         ------------
         The Company is authorized to issue 100,000,000 shares of common stock at $.000l par value.

NOTE 4 - RELATED PARTIES

         Current legal counsel to the Company is a firm of which the sole director and controlling shareholder of the Company is a partner.
                                      F-6

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

     These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3)the facilitation of borrowing from financial institutions; (4) improved trading efficiency;
(5) shareholder liquidity; (6) greater ease in subsequently raising capital;
(7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

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

     As of March 31, 2001, management had not made any final decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS". When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.



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

Dated: May 11, 2001